Form 10-Q
period 2009-06-30
PDC 2004-B Limited Partnership
filed 2009-12-18
CIK 1306758

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
or

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

PDC 2004-B Limited Partnership
Condensed Balance Sheets
(unaudited)

	June 30,	December 31,
	2009	2008*
Assets

Current assets:
Cash and cash equivalents	$91,810	$91,612
Accounts receivable	110,452	147,587
Oil inventory	11,314	21,608
Due from Managing General Partner-derivatives	809,502	995,593
Due from Managing General Partner-other, net	558,230	964,412
Total current assets	1,581,308	2,220,812

Oil and gas properties, successful efforts method, at cost	20,096,645	20,106,098
Less: Accumulated depreciation, depletion and amortization	(8,861,119)	(8,156,676)
Oil and gas properties, net	11,235,526	11,949,422

Due from Managing General Partner-derivatives	45,662	319,803
Other assets	13,830	7,464
Total noncurrent assets	11,295,018	12,276,689

Total Assets	$12,876,326	$14,497,501

Liabilities and Partners' Equity

Current liabilities:
Accounts payable and accrued expenses	$17,702	$30,331
Due to Managing General Partner-derivatives	71,330	-
Total current liabilities	89,032	30,331

Due to Managing General Partner-derivatives	695,880	100,327
Asset retirement obligations	166,129	161,487
Total liabilities	951,041	292,145

Commitments and contingent liabilities

Partners' equity:
Managing General Partner	2,388,928	2,844,942
Limited Partners - 899.94 units issued and outstanding	9,536,357	11,360,414
Total Partners' equity	11,925,285	14,205,356

Total Liabilities and Partners' Equity	$12,876,326	$14,497,501

*Derived from audited December 31, 2008 balance sheet contained in the Partnership’s Form 10-K for the year ended December 31, 2008.

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-B Limited Partnership
Condensed Statements of Operations
(unaudited)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008
Revenues:
Oil and gas sales	$306,926	$1,480,313	$653,360	$2,433,949
Oil and gas price risk management loss, net	(368,114)	(849,553)	(418,944)	(1,248,379)
Total revenues	(61,188)	630,760	234,416	1,185,570

Operating costs and expenses:
Production and operating costs	139,995	295,585	265,025	487,272
Direct costs - general and administrative	116,295	12,556	258,321	19,360
Depreciation, depletion and amortization	347,088	394,122	704,443	732,811
Accretion of asset retirement obligations	2,321	2,195	4,642	4,390
Total operating costs and expenses	605,699	704,458	1,232,431	1,243,833

Loss from operations	(666,887)	(73,698)	(998,015)	(58,263)

Interest income	6,663	9,516	13,772	19,739

Net loss	$(660,224)	$(64,182)	$(984,243)	$(38,524)

Net loss allocated to partners	$(660,224)	$(64,182)	$(984,243)	$(38,524)
Less: Managing General Partner interest in net loss	(132,045)	(12,837)	(196,849)	(7,705)
Net loss allocated to Investor Partners	$(528,179)	$(51,345)	$(787,394)	$(30,819)

Net loss per Investor Partner unit	$(587)	$(57)	$(875)	$(34)

Investor Partner units outstanding	899.94	899.94	899.94	899.94

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-B Limited Partnership
Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities:
Net loss	$(984,243)	$(38,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, depletion and amortization	704,443	732,811
Accretion of asset retirement obligations	4,642	4,390
Unrealized loss on derivative transactions	1,127,115	930,624
Changes in operating assets and liabilities:
Decrease (increase) in accounts receivable	37,135	(42,905)
Increase in accounts receivable - other	-	(37,461)
Decrease (increase) in oil inventory	10,294	(24,531)
Increase in other assets	(6,366)	(1,098)
(Decrease) increase in accounts payable and accrued expenses	(12,629)	101,797
Decrease (increase) in due from Managing General Partner - other, net	406,182	(379,286)
Net cash provided by operating activities	1,286,573	1,245,817

Cash flows from investing activities:
Capital expenditures for oil and gas properties	-	(6,234)
Refund of capital expenditures for oil and gas properties	9,453	-
Net cash provided by investing activities	9,453	(6,234)

Cash flows from financing activities:
Distributions to Partners	(1,295,828)	(1,234,775)
Net cash used in financing activities	(1,295,828)	(1,234,775)

Net increase in cash and cash equivalents	198	4,808
Cash and cash equivalents, beginning of period	91,612	43,507
Cash and cash equivalents, end of period	$91,810	$48,315

See accompanying notes to unaudited condensed financial statements.

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 1 − General and Basis of Presentation

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

As of June 30, 2009, there were 664 Investor Partners.  As of June 30, 2009, the Managing General Partner has repurchased 17.02 units of the total 899.94 outstanding units of Partnership interests from Investor Partners at an average price of $9,955 per unit and, as a result, participates in the sharing of revenues, costs and cash distributions as both an Investor Partner and as the Managing General Partner.

The Managing General Partner is authorized, under the terms of the Drilling and Operating Agreement (the “D&O Agreement”), to conduct and manage the Partnership’s business.

The accompanying interim unaudited condensed financial statements have been prepared without audit in accordance with accounting principles generally accepted in the United States of America, or U.S., for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission, or SEC. Accordingly, pursuant to certain rules and regulations, certain notes and other financial information included in audited financial statements have been condensed or omitted.  In the Partnership’s opinion, the accompanying interim unaudited condensed financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Partnership's financial position, results of operations and cash flows for the periods presented.  The interim results of operations and cash flows for the six months ended June 30, 2009 and 2008 are not necessarily indicative of the results to be expected for the full year or any other future period.

The accompanying interim unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Partnership's Form 10-K for the year ended December 31, 2008, as filed with the SEC on October 26, 2009 (“the 2008 Form 10-K”).

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 2 − Recent Accounting Standards

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

In May 2009, the FASB issued FAS No. 165, Subsequent Events (“FAS No. 165”).  FAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  Specifically, FAS No. 165 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  FAS No. 165 is effective for interim or annual periods ending after June 15, 2009, and is applied prospectively.  The Partnership adopted FAS No. 165 as of June 30, 2009.

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
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
June 30, 2009
(unaudited)

Note 3 − Transactions with Managing General Partner and Affiliates

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

Undistributed oil and natural gas revenues collected by the Managing General Partner from the Partnership’s customers in the amount of $196,473 and $258,733 as of June 30, 2009 and December 31, 2008, respectively, are included in the balance sheet caption “Due from Managing General Partner - other, net.”  Realized gains or losses from derivative transactions that have not yet been distributed to the Partnership are included in the balance sheet captions “Due from Managing General Partner-other, net” or “Due to Managing General Partner-other, net,” respectively.  Undistributed realized gains amounted to $283,438 and $350,255 as of June 30, 2009 and December 31, 2008, respectively.  All other unsettled transactions between the Partnership and the Managing General Partner are recorded net on the balance sheet under the caption “Due from (to) Managing General Partner – other, net.”

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

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Well operations and maintenance	$98,852	$118,076	$181,681	$190,886
Gathering, compression and processing fees	23,441	39,157	45,926	70,092
Direct costs - general and administrative	116,295	12,556	258,321	19,360
Cash distributions*	170,742	153,456	276,524	255,041

*Cash distributions include $12,008 and $17,359 during the three and six months ended June 30, 2009, respectively, and $5,076 and $8,087 during the three and six months ended June 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by PDC.  For additional disclosure regarding the Unit Repurchase Program, refer to Note 1, General and Basis of Presentation.

Note 4 − Fair Value Measurements

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
June 30, 2009
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

Derivative Financial Instruments.  The Partnership measures fair value based upon quoted market prices, where available.  The valuation determination includes: (1) identification of the inputs to the fair value methodology through the review of counterparty statements and other supporting documentation, (2) determination of the validity of the source of the inputs, (3) corroboration of the original source of inputs through access to multiple quotes, if available, or other information and (4) monitoring changes in valuation methods and assumptions.  The methods described above may produce a fair value calculation that may not be indicative of future fair values.  The valuation determination also gives consideration to nonperformance risk on Partnership liabilities in addition to nonperformance risk on PDC’s own business interests and liabilities, as well as the credit standing of derivative instrument counterparties.  The Managing General Partner primarily uses two investment grade financial institutions as counterparties to its derivative contracts, who hold the majority of the Managing General Partner’s derivative assets.  The Managing General Partner has evaluated the credit risk of the Partnership’s derivative assets from counterparties holding its derivative assets using relevant credit market default rates, giving consideration to amounts outstanding for each counterparty and the duration of each outstanding derivative position.  Based on the Managing General Partner’s evaluation, the Partnership has determined that the impact of counterparty non-performance on the fair value of the Partnership’s derivative instruments is insignificant.  As of June 30, 2009, no adjustment for credit risk was recorded by the Partnership.  Furthermore, while the Managing General Partner believes these valuation methods are appropriate and consistent with that used by other market participants, the use of different methodologies, or assumptions, to determine the fair value of certain financial instruments could result in a different estimate of fair value.

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table presents, by hierarchy level, the Partnership’s derivative financial instruments, including both current and non-current portions measured at fair value for the periods described.

	Level 1	Level 3	Total

As of December 31, 2008
Assets:
Commodity based derivatives	$-	$1,315,396	$1,315,396
Total assets	-	1,315,396	1,315,396

Liabilities:	-	-
Basis protection derivative contracts	-	(100,327)	(100,327)
Total liabilities	-	(100,327)	(100,327)

Net asset	$-	$1,215,069	$1,215,069

As of June 30, 2009
Assets:
Commodity based derivatives	$45	$855,119	$855,164
Total assets	45	855,119	855,164

Liabilities:
Commodity based derivatives	(65,940)	$(2,798)	(68,738)
Basis protection derivative contracts	-	(698,472)	(698,472)
Total liabilities	(65,940)	(701,270)	(767,210)

Net (liability) asset	$(65,895)	$153,849	$87,954

The following table sets forth the changes of the Partnership’s Level 3 derivative financial instruments measured on a recurring basis:

Six months ended
June 30, 2009
Fair value, net asset, as of December 31, 2008	$1,215,069
Changes in fair value included in statement of operations line item:
Oil and gas price risk management loss, net	(353,049)
Settlements	(708,171)
Fair value, net asset, as of June 30, 2009	$153,849

Change in unrealized gains (losses) relating to assets (liabilities) still held as of June 30, 2009, included in statement of operations line item:
Oil and gas price risk management, net	$(501,651)

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

In accordance with FAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Partnership periodically assesses its proved oil and gas properties for possible impairment, upon a triggering event, by comparing net capitalized costs to estimated undiscounted future net cash flows on a field-by-field basis using estimated production based upon estimated prices at which the Partnership reasonably estimates the commodity to be sold.  The estimates of future prices may differ from current market prices of oil and natural gas.  Certain events, including but not limited to, downward revisions in estimates to the Partnership’s reserve quantities, expectations of falling commodity prices or rising operating costs may result in a triggering event and, therefore, a possible impairment of the Partnership’s oil and natural gas properties.  If, when assessing impairment, net capitalized costs exceed undiscounted future net cash flows, the measurement of impairment is based on estimated fair value utilizing a future discounted cash flow analysis and is measured by the amount by which the net capitalized costs exceed their fair value.  During the six months ended June 30, 2009 and 2008, there were no triggering events; therefore, no impairment of oil and gas properties was recognized.

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

Note 5 − Derivative Financial Instruments

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

As of September 30, 2009, the Managing General Partner had derivative contracts in place for a portion of the Partnership’s anticipated production through 2012 for a total of 491 MMbtu of natural gas and 9 MBbls of crude oil.  During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps (ranging from $6.67 to $7.11 per MMbtu) and NYMEX gas collars (floors ranging from $6.00 to $6.10 and ceilings ranging from $8.27 to $8.60 per MMbtu) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of CIG basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

Derivative Strategies.  The Partnership’s results of operations and operating cash flows are affected by changes in market prices for oil and natural gas.  To mitigate a portion of the exposure to adverse market changes, the Managing General Partner has entered into various derivative contracts.

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

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

As of June 30, 2009, the Partnership’s oil and natural gas derivative instruments were comprised of commodity collars, commodity swaps and basis protection swaps.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

The following table summarizes the location and fair value amounts of the Partnership’s derivative instruments in the accompanying balance sheets as of June 30, 2009, and December 31, 2008.

			Fair Value
		Balance Sheet	June 30,	December 31,
Derivative instruments not designated as hedge (1):		Line Item	2009	2008

Derivative Assets:	Current
	Commodity contracts	Due from Managing General Partner-derivatives	$809,502	$995,593

	Non Current
	Commodity contracts	Due from Managing General Partner-derivatives	45,662	319,803
Total Derivative Assets			$855,164	$1,315,396

Derivative Liabilities:	Current
	Commodity contracts	Due to Managing General Partner-derivatives	$(13,783)	$-

	Basis protection contracts	Due to Managing General Partner-derivatives	(57,547)	-

	Non Current
	Commodity contracts	Due to Managing General Partner-derivatives	(54,955)	-

	Basis protection contracts	Due to Managing General Partner-derivatives	(640,925)	(100,327)
Total Derivative Liabilities			$(767,210)	$(100,327)

(1) As of June 30, 2009 and December 31, 2008, none of the Partnership’s derivative instruments were designated hedges.

The following table summarizes the impact of the Partnership’s derivative instruments on the Partnership’s accompanying statements of operations for the three months and six months ended June 30, 2009 and 2008.

	Three months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$302,139	$(18,698)	$283,441	$(113,977)	$(168,883)	$(282,860)
Unrealized (losses) gains	(302,139)	(349,416)	(651,555)	113,977	(680,670)	(566,693)
Total oil and gas price risk management, net	$-	$(368,114)	$(368,114)	$-	$(849,553)	$(849,553)

	Six months ended June 30,
	2009			2008
Statement of operations line item	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total	Reclassification of Realized Gains (Losses) Included in Prior Periods Unrealized	Realized and Unrealized Gains (Losses) For the Current Period	Total

Oil and gas price risk management, net
Realized gains (losses)	$556,781	$151,390	$708,171	$(28,199)	$(289,556)	$(317,755)
Unrealized (losses) gains	(556,781)	(570,334)	(1,127,115)	28,199	(958,823)	(930,624)
Total oil and gas price risk management, net	$-	$(418,944)	$(418,944)	$-	$(1,248,379)	$(1,248,379)

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

Index

PDC 2004-B LIMITED PARTNERSHIP
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
June 30, 2009
(unaudited)

Note 6 − Commitments and Contingencies

Colorado Royalty Settlement.  On May 29, 2007, Glen Droegemueller, individually and as representative plaintiff on behalf of all others similarly situated, filed a class action complaint against the Managing General Partner in the District Court, Weld County, Colorado alleging that the Managing General Partner underpaid royalties on natural gas produced from wells operated by the Managing General Partner in parts of the State of Colorado (the “Droegemueller Action”).  The plaintiff sought declaratory relief and to recover an unspecified amount of compensation for underpayment of royalties paid by the Managing General Partner pursuant to leases.  The Managing General Partner moved the case to Federal Court on June 28, 2007.  On October 10, 2008, the court preliminarily approved a settlement agreement between the plaintiffs and the Managing General Partner, on behalf of itself and the Partnership.  Although the Partnership was not named as a party in the suit, the lawsuit states that this action relates to all wells operated by the Managing General Partner, which includes a majority of the Partnership’s 16 wells in the Wattenberg field.  The portion of the settlement relating to the Partnership’s wells for all periods through June 30, 2009 that has been expensed by the Partnership is approximately $19,000 including associated legal costs of approximately $1,000.  This entire settlement of $17,713 was deposited by the Managing General Partner into an escrow account on November 3, 2008.  Notice of the settlement was mailed to members of the class action suit in the fourth quarter of 2008.  The final settlement was approved by the court on April 7, 2009.  Settlement distribution checks were mailed in July 2009.  During September 2009, all settlement costs were passed through to the Partners and related required judicial action from the settlement of the suit was implemented in this distribution.

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

Note 7−Subsequent Events

We have evaluated the Partnership’s activities subsequent to June 30, 2009, through December 18, 2009 (the date the financial statements were issued), and have concluded that no subsequent events have occurred that would require recognition in the Partnership’s financial statements or disclosure in the notes to the unaudited condensed financial statements.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Results of Operations

The following table sets forth selected information regarding the Partnership’s results of operations, including production volumes, oil and natural gas sales, average sales prices received, average sales price including realized derivative gains and losses, production and operating costs, depreciation, depletion and amortization costs,  other operating income and expenses for the three and six months ended June 30, 2009, or the current three and six month periods and the three and six months ended June 30, 2008,  or the prior three and six month periods.

	Summary of Operating Results
	Three months ended June 30,			Six months ended June 30,
	2009	2008	Change	2009	2008	Change
Number of producing wells (end of period)	23	23	-	23	23	-

Production: (1)
Oil (Bbl)	2,515	2,557	-2%	5,217	4,927	6%
Natural gas (Mcf)	87,440	143,040	-39%	171,444	255,501	-33%
Natural gas equivalents (Mcfe) (2)	102,530	158,382	-35%	202,746	285,063	-29%

Average Selling Price (excluding realized gain (loss) on derivatives)
Oil (per Bbl)	$51.64	$113.51	-55%	$43.85	$98.31	-55%
Natural gas (per Mcf)	2.02	8.32	-76%	2.48	7.63	-68%
Natural gas equivalents (per Mcfe)	2.99	9.35	-68%	3.22	8.54	-62%

Realized Gain (Loss) on Derivatives, net
Oil derivatives - realized gain (loss)	$43,108	$(45,232)	195%	$108,535	$(56,117)	*
Natural gas derivatives - realized gain (loss)	240,333	(237,628)	201%	599,636	(261,638)	*
Total realized gain (loss) on derivatives, net	$283,441	$(282,860)	200%	$708,171	$(317,755)	*

Average Selling Price (including realized gain (loss) on derivatives)
Oil (per Bbl)	$68.78	$95.82	-28%	$64.65	$86.92	-26%
Natural gas (per Mcf)	4.77	6.66	-28%	5.97	6.61	-10%
Natural gas equivalents (per Mcfe)	5.76	7.56	-24%	6.72	7.42	-10%

Average cost per Mcfe
Production and operating costs (3)	$1.37	$1.87	-27%	$1.31	$1.71	-24%
Depreciation, depletion and amortization	3.39	2.49	36%	3.47	2.57	35%

Revenues:
Oil and natural gas sales	$306,926	$1,480,313	-79%	$653,360	$2,433,949	-73%
Realized gain (loss) on derivatives, net	283,441	(282,860)	-200%	708,171	(317,755)	*
Unrealized loss on derivatives, net	(651,555)	(566,693)	15%	(1,127,115)	(930,624)	21%
Total revenues	$(61,188)	$630,760	-110%	$234,416	$1,185,570	-80%

Operating costs and expenses:
Production and operating costs	$139,995	$295,585	-53%	$265,025	$487,272	-46%
Direct costs - general and administrative	116,295	12,556	*	258,321	19,360	*
Depreciation, depletion and amortization	347,088	394,122	-12%	704,443	732,811	-4%
Accretion of asset retirement obligations	2,321	2,195	6%	4,642	4,390	6%
Total operating costs and expenses	$605,699	$704,458	-14%	$1,232,431	$1,243,833	-1%

Loss from operations	$(666,887)	$(73,698)	-805%	$(998,015)	$(58,263)	-1613%

Interest income	6,663	9,516	-30%	13,772	19,739	-30%

Net loss	$(660,224)	$(64,182)	-929%	$(984,243)	$(38,524)	-2455%

Cash distributions	$793,670	$741,902	7%	$1,295,828	$1,234,775	5%

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

The Partnership continued to experience the depressed natural gas prices from the significant declines in late July 2008 through the second quarter of 2009.  The Partnership’s production decreased to 203 MMcfe for the first six months of 2009 compared to 285 MMcfe for prior year six month period, a decrease of 29%, while the Partnership’s average sales price declined $5.32 per Mcfe, a decrease of 62%.  While the Partnership certainly has felt the impact of the significant changes in commodity prices, the Managing General Partner believes that it was successful in managing the Partnership’s operations in such a manner that the Managing General Partner was able to minimize the negative impacts as the Partnership’s derivative position eased the impact.  The Partnership’s realized derivative gains for the current six month period of $0.7 million added an average of $3.50 per Mcfe produced during the first six months of 2009.  From May through August 2009, natural gas prices rebounded slightly while crude oil prices increased substantially to price levels that remained, however, significantly lower than those of the comparable period in 2008.  At June 30, 2009, the estimated net fair value of the Partnership’s open derivative positions is a net asset of $0.1 million.

Depressed commodity prices for the six months of 2009 as compared to the higher prices in prior year’s six month period were the primary contributors to the $0.8 million change in oil and gas price risk management, net.  Of the $0.8 million change, $1.0 million was related to an increase in realized derivative gains and the remaining $0.2 million was related to an increase in unrealized derivative losses.  Unrealized gains and losses are non-cash items.  These non-cash charges to the Partnership’s statement of operations will continue to fluctuate with the fluctuation in commodity prices until the existing positions mature or are closed, at which time they will become realized or cash items.  The Partnership has elected not to designate any of the Partnership’s derivative instruments as hedges.  While the required accounting treatment under Statement of Financial Accounting Standards, or FAS, No. 133, Accounting for Derivative Instruments and Certain Hedging Activities for derivatives that are not designated as hedges, may result in significant swings in operating results over the life of the derivatives, the combination of the settled derivative contracts and the revenue received from the oil and gas sales at delivery are expected to result in a more predictable cash flow stream than would the sales contracts without the associated derivatives.

The table below, which demonstrates the markets’ expected volatility in commodity pricing, sets forth the average NYMEX and CIG prices for the next 24 months (forward curve) from the selected dates:

		June 30,	September 30,	March 31,	September 30,	October 31,
Commodity	Index	2008	2008	2009	2009	2009

Natural gas: (per MMbtu)
	NYMEX	$12.52	$8.21	$5.44	$6.25	$6.00
	CIG	8.86	5.46	4.15	5.64	5.49
Oil: (per Bbl)	NYMEX	140.15	103.63	59.35	74.64	81.26

Oil and Natural Gas Sales

Partnership production decreased to 103 MMcfe and 203 MMcfe for the current year three and six month periods, respectively, from 158 MMcfe and 285 MMcfe for the prior year three and six month periods, respectively.  The Partnership’s oil and gas sales revenue for the current three and six month periods, excluding price risk management impacts, decreased from the comparable periods in 2008, by $1.2 million and $1.8 million, respectively, due to the significant decline in commodity prices and by decreased volumes.  Approximately $0.7 million and $1.1 million of the decrease in oil and natural gas sales revenue for the current three month and six month periods, respectively, was due to pricing and $0.5 million and $0.7 million was due to decreased production, respectively.

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

The following table presents the primary composition of “Oil and gas price risk management loss, net” for the periods described:

	Three months ended June 30,		Six months ended June 30,
Oil and gas price risk management, net	2009	2008	2009	2008
Realized gains (losses)
Oil	$43,108	$(45,232)	$108,535	$(56,117)
Natural Gas	240,333	(237,628)	599,636	(261,638)
Total realized gain (loss), net	283,441	(282,860)	708,171	(317,755)

Unrealized gains (losses)
Reclassification of realized (gains) losses included in prior periods unrealized	(302,139)	113,977	(556,781)	28,199
Unrealized loss for the period	(349,416)	(680,670)	(570,334)	(958,823)
Total unrealized loss, net	(651,555)	(566,693)	(1,127,115)	(930,624)
Oil and gas price risk management loss, net	$(368,114)	$(849,553)	$(418,944)	$(1,248,379)

Realized gains recognized in the current year three and six month periods, are a result of lower oil and gas commodity prices at settlement date compared to the respective contract price.  During the current year three month period, the Partnership recorded unrealized derivative losses of $0.1 million on the Partnership’s oil swaps as the forward strip price of oil increased during the quarter, along with unrealized losses on the Partnership’s CIG basis swaps of $0.2 million, as the forward basis differential between NYMEX and CIG has continued to narrow.   During the current year six month period, the Partnership recorded unrealized derivative losses of $0.1 million on its oil swaps and $0.6 million on its CIG basis swaps due to the narrowing of the negative differential between NYMEX and CIG basis, as previously discussed.  These decreases were offset in part by unrealized gains on the Partnership’s natural gas collars of $0.2 million.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

This table identifies the Partnership’s derivative positions related to oil and gas sales activities in effect as of September 30, 2009, on the Partnership’s production.  The Partnership’s production volumes for the three months ended June 30, 2009, were 2,515 Bbls of oil and 87,440 Mcf of natural gas.

	Collars				Fixed-Price Swaps		Basis Protection Swaps
	Floors		Ceilings
		Weighted		Weighted		Weighted		Weighted	Fair Value
Commodity/	Quantity	Average	Quantity	Average	Quantity	Average	Quantity	Average	At
Operating Area/	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	(Gas-MMbtu	Contract	September 30,
Index	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	Oil-Bbls)	Price	2009(1)

Natural Gas
Rocky Mountain Region
CIG
4Q 2009	53,257	$6.67	53,257	$8.16	19,688	$9.20	-	$-	$216,404
2010	61,365	6.63	61,365	8.11	29,532	9.20	181,047	1.88	(35,508)
2011	28,989	4.75	28,989	9.45	-	-	215,685	1.88	(237,892)
2012	-	-	-	-	-	-	227,947	1.88	(235,262)
2013	-	-	-	-	-	-	211,753	1.88	(202,882)

NYMEX
2010	7,747	5.75	7,747	8.30	160,968	5.62	-	-	(85,279)
2011	10,536	5.75	10,536	8.30	58,166	6.96	-	-	1,434
2012	-	-	-	-	61,041	6.96	-	-	(2,708)

Total Natural Gas									(581,693)

Oil
Rocky Mountain Region
NYMEX
4Q 2009	-	-	-	-	1,411	90.51	-	-	27,412
2010	-	-	-	-	4,904	92.96	-	-	90,352
2011	-	-	-	-	2,822	70.75	-	-	(18,294)
Total Oil									99,470

Total Natural Gas and Oil									$(482,223)

(1) Approximately 83% of the total fair value of the derivative instruments was measured using significant unobserved inputs (Level 3 assets and liabilities). See Note 4, Fair Value Measurements, to the accompanying interim unaudited condensed financial statements.

During late October 2009, the Managing General Partner entered into additional NYMEX fixed-price gas swaps (ranging from $6.67 to $7.11 per MMbtu) and NYMEX gas collars (floors ranging from $6.00 to $6.10 and ceilings ranging from $8.27 to $8.60 per MMbtu) covering all monthly periods from November 2010 to December 2013. The Partnership will be allocated positions by the Managing General Partner for MMbtu’s equal to the number of remaining MMbtu’s of CIG basis protection swaps at September 30, 2009 which were not previously covered by NYMEX fixed-price gas swaps or gas collars.

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

For the six months ended June 30, 2009 compared to the same period in 2008, oil and natural gas production, on an energy equivalency-basis, decreased 29%, due to reduced production resulting from the Wattenberg Field’s high pipeline pressure in addition to normally-occurring production declines throughout an oil and natural gas well’s production life cycle.  Production and operating costs were lower by $0.2 million, or 46%, due to volume-associated reductions of $0.1 million in production taxes, natural gas transport and lease operating expenses.  In addition to volume-associated production tax decreases, lower commodity valuations further reduced production taxes by approximately $0.1 million.  Production and operating costs per Mcfe were $1.31 for the six months ended June 30 of 2009 compared to $1.71 for the comparable period in 2008.

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

For the three months ended June 30, 2009, compared to the same period in 2008, oil and natural gas production declined 35% which reduced volume-associated expenditures by $0.1 million.  Along with reduced volume-associated expenditures, a decrease of approximately $0.1 million in production-related taxes due to lower commodity valuations, decreased overall production and operating costs by $0.2 million.  Production and operating costs per Mcfe were $1.37 and $1.87 for the three month period ended June 30, 2009 and 2008, respectively.

Direct Costs−General and Administrative

Direct costs – general and administrative consist primarily of professional fees for financial statement audits, income tax return preparation and legal matters.  Direct costs increased during the three and six months ended June 30, 2009, compared to the same period in 2008, by approximately $0.1 million and $0.2 million, respectively, primarily due to an increase in professional fees for audit services principally to complete prior years’ audits.

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

The DD&A rate per Mcfe increased to $3.39 and $3.47 for the three and six month periods ended June 30, 2009, respectively, compared to the DD&A per Mcfe rate of $2.49 and $2.57 during the same periods ended June 30, 2008.  The variances in the per Mcfe rates for the three month periods in each year compared to the corresponding six month periods in each year are primarily the result of the changing production mix between the Partnership’s Wattenberg and Grand Valley fields which have significantly different DD&A rates.  These increased rates, offset by lower production volumes, resulted in decreases of approximately $47,000 and $28,000, respectively, in DD&A expense for the three and six months ended June 30, 2009 compared to same periods in 2008.  This is primarily the result of production level decreases of 35% and 29%, respectively, for the three and six month periods ended June 30, 2009, which were offset by increases in per Mcfe expense due to lower proved developed reserves at December 31, 2008 compared to December 31, 2007.  While production and overall year-end reserves are expected to decline gradually year-to-year over the wells’ remaining life cycles, downward revisions to oil and natural gas proved developed reserves in the annual 2008 reserve report, resulted in the increased DD&A unit cost increases during the three and six month periods ended June 30, 2009 as compared to the same periods in 2008.

Interest Income

Significantly lower interest rates applied to undistributed revenues held by the Managing General Partner, resulted in lower interest income during the six months ended June 30, 2009, compared to the same periods in 2008.  For the three months ended June 30, 2009 and 2008, respectively, interest income declined due to both lower undistributed revenues held by the Managing General Partner and significantly lower interest rates applied to those amounts, during the comparable periods.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Working Capital

Working capital at June 30, 2009 was $1.5 million compared to working capital of $2.2 million at December 31, 2008.  This decrease of $0.7 million was primarily due to a decrease in receivables from oil and gas sales at June 30, 2009 to $0.3 million as compared to $0.4 million at December 31, 2008.  In addition, the receivables at June 30, 2009 for realized and short-term net unrealized derivative gains decreased to $0.3 million and $0.7 million, respectively, from the amounts at December 31, 2008 of $0.4 million and $1.0 million, respectively.

Cash Flows From Investing Activities

The Partnership received an approximately $9,000 refund from the Managing General Partner during the six month period ended June 30, 2009, for estimated capital expenditures previously charged for oil and gas properties which the Managing General Partner subsequently determined were not applicable to the Partnership.

Cash Flows From Financing Activities

The Partnership initiated monthly cash distributions to investors in February 2005 and has distributed $18.4 million through June 30, 2009.  The table below sets forth the cash distributions to the Managing General Partner and Investor Partners including Managing General Partner distribution relating to limited partnership units repurchased for the periods described as follows:

Three months ended June 30,
2009			2008
Managing General Partner Distributions	Investor Partners Distributions	Total Distributions	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

$158,734	$634,936	$793,670	$148,380	$593,522	$741,902

Six months ended June 30,
2009			2008
Managing General Partner Distributions	Investor Partners Distributions	Total Distributions	Managing General Partner Distributions	Investor Partners Distributions	Total Distributions

$259,165	$1,036,663	$1,295,828	$246,954	$987,821	$1,234,775

Investor Partner cash distributions include $12,008 and $17,359 during the three and six months ended June 30, 2009, respectively, and $5,076 and $8,087 during the three and six months ended June 30, 2008, respectively, related to equity cash distributions on Investor Partner units repurchased by the Managing General Partner.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Changes in market prices for oil and natural gas, the Partnership’s production levels, impact of realized gains and losses on the Partnership’s oil and natural gas derivative instruments and changes in costs are the principal determinants of the level of the Partnership cash flow from operations.  Oil and natural gas sales for the six months ended June 30, 2009 were approximately 73% lower than the same period in the prior year, resulting from a 62% decrease in average oil and natural gas prices and a 29% decrease in oil and natural gas production.  While a decline in oil and natural gas prices would affect the amount of cash from operations that could be generated, the Partnership has oil and natural gas derivative positions in place, as of the date of this filing covering 71% of the Partnership’s expected oil production and 78% of its expected natural gas production for the remainder of 2009, at average prices of $90.51 per Bbl and $7.35 per Mcf, respectively.  These contracts reduce the impact of price changes on cash provided by operations for a substantial portion of the `expected production for the remainder of 2009.  However, the remaining 29% and 22% of estimated remaining 2009 oil and natural gas production, respectively, is not subject to the Partnership’s derivative instrument risk management; consequently, associated revenues will be directly impacted by changing commodity market prices.

The value of the Partnership’s current derivatives positions could change based on changes in oil and natural gas futures markets, the investors’ view of underlying oil and natural gas supply and demand trends and changes in volumes produced.  Partnership oil and natural gas derivatives as of June 30, 2009 are detailed in Note 5, Derivative Financial Instruments to the accompanying interim unaudited condensed financial statements.

Net cash provided by operating activities was $1.3 million for the six months ended June 30, 2009 compared to $1.2 million during the same period in 2008, an increase of $0.1 million.  Variances between the two periods in cash provided by operating activities were due primarily to the following:

•
An increase in realized oil and gas price risk management, net of $1.0 million; a decrease in production and operating cost of $0.2 million; and a decrease in accounts receivable collections of $0.9; and

•	A decrease in oil and gas sale revenues of $1.8 million, accompanied by an increase in direct costs – general and administrative of $0.2 million.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

2008 Material Weakness

As discussed in the Management’s Report on Internal Control Over Financial Reporting included in the Partnership’s 2008 Annual Report on Form 10-K, the Partnership did not maintain effective internal controls over financial reporting as of December 31, 2008, over transactions that are directly related to and processed by the Partnership, in that the Partnership failed to maintain sufficient documentation to adequately assess the operating effectiveness of internal control over financial reporting.  More specifically, the Partnership’s financial close and reporting narrative failed to adequately describe the process, identify key controls and assess segregation of duties.  This material weakness has not been remediated as of June 30, 2009.  The 2008 Annual Report on Form 10-K did not include an attestation report of the Partnership’s independent registered public accounting firm regarding internal control over financial reporting pursuant to Item 308T (a)(4) of Regulation S-K.      Pursuant to Final Order dated October 19, 2009, temporary Item 308T was extended through December 15, 2010.  Accordingly, the Partnership will file the attestation report of the Partnership’s independent registered public accounting firm regarding internal control with the Partnership’s Annual Report on Form 10-K as of December 31, 2010.

(a)  Evaluation of Disclosure Controls and Procedures

As of June 30, 2009, PDC, as Managing General Partner on behalf of the Partnership, carried out an evaluation, under the supervision and with the participation of the Managing General Partner's management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Partnership's disclosure controls and procedures pursuant to Exchange Act Rules 13a-15(e) and 15d-15(e).  This evaluation considered the various processes carried out under the direction of the Managing General Partner’s Disclosure Committee in an effort to ensure that information required to be disclosed in the SEC reports the Partnership files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Partnership’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Based upon that evaluation, the Managing General Partner’s Chief Executive Officer and Chief Financial Officer concluded that the Partnership’s disclosure controls and procedures were not effective as of June 30, 2009 due to the existence of the material weakness described above in 2008 Material Weakness included in this Item 4 (T).  Because of the nature of the material weakness noted, the Partnership is not able to quantify the dollar amounts of exposure or potential range of the dollar amount of potential revisions to the financial statements, from this material weakness.

(b)  Remediation of Material Weakness in Internal Control

PDC, the Managing General Partner, with participation from the Audit Committee of its Board of Directors, has been addressing the material weakness disclosed in the Partnership’s 2008 Annual Report on Form 10-K.  The Managing General Partner believes that with effective implementation of planned changes in internal controls over financial reporting outlined below, that it will be able to remediate this known material weakness as of December 31, 2009.  However, this control weakness will not be considered remediated until the changes in internal controls over financial reporting are operating effectively for a sufficient period of time and the Managing General Partner has concluded, through testing, that these controls are operating effectively.

The Partnership made no changes in its internal control over financial reporting (such as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2009.

The Partnership has developed a plan to improve controls over certain key financial statement spreadsheets that support all significant balance sheet and income statement accounts.  The Partnership also created and documented a procedural framework to ensure the completeness and accuracy of the Partnership’s derivative activities with implementation planned for the second half of 2009.  Additionally, the Partnership has completed the development of a revised financial close and reporting narrative that adequately describes the process, identifies key controls and assesses segregation of duties.  This narrative was implemented during July and August of 2009 and the controls and procedures are currently being tested.  Testing is expected to be completed by December 31, 2009.  At present, the Partnership has not quantified the total cost of this initiative; however the majority of this cost is expected to be paid by the Managing General Partner.

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

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

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

Second quarter 2009 unit repurchases were 4.25 units repurchased at an average price of $10,794 per unit during April. There were no unit repurchases during May or June, 2009.

Other Repurchases:  Individual investor partners periodically offered and PDC repurchased, units on a negotiated basis before the third anniversary of the date of the first cash distribution.

Items 3, 4 and 5 have been omitted as there is nothing to report.

Index

PDC 2004-B LIMITED PARTNERSHIP
(A West Virginia Limited Partnership)

Item 6.   Exhibits

(a)       Exhibit Index.
		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	SEC File Number	Exhibit	Filing Date	Filed Herewith
3.1	Limited Partnership Agreement	10-K	000-51219	3.1	08/05/2009

3.2	Certificate of limited partnership which reflects the organization of the Partnership under West Virginia law	10-K	000-51219	3.2	08/05/2009

10.1	Drilling and operating agreement between the Partnership and PDC, as Managing General Partner of the Partnership	10-K	000-51219	10.1	08/05/2009

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